Form 10-K
period 2014-12-31
Citigroup Commercial Mortgage Trust 2014-GC21
filed 2015-03-31
CIK 1605257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

333-189017-04
Commission File Number of Issuing entity:

Citigroup Commercial Mortgage Trust 2014-GC21
(Exact name of issuing entity as specified in its charter)

333-189017
(Commission File Number of depositor)

Citigroup Commercial Mortgage Securities Inc.
(Exact name of depositor as specified in its charter)

Citigroup Global Markets Realty Corp.
Goldman Sachs Mortgage Company
Cantor Commercial Real Estate Lending, L.P.
MC-Five Mile Commercial Mortgage Finance LLC
RAIT Funding, LLC
Redwood Commercial Mortgage Corporation
(Exact name of sponsor(s) as specified in its charter)

New York
(State or other jurisdiction of incorporation or organization of the issuing entity)

47-1127194 47-1138900 47-6309337
(I.R.S. Employer Identification No.)

c/o U.S. Bank National Association
190 S. LaSalle Street 7th Floor Chicago, Illinois 60603
(Address of principal executive offices of issuing entity)

(312) 332-7464
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.
Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
See Item 15.

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Mine Safety Disclosures.
Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9B. Other Information.
Omitted.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISLCOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB.
The mortgaged property securing the Maine Mall mortgage loan constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB and as disclosed in the Prospectus Supplement for Citigroup Commercial Mortgage Trust 2014-GC21 filed on May 22, 2014. Based on the borrower's operating statement as of December 31, 2014, the mortgaged property securing the Maine Mall mortgage loan had an unaudited net operating income of $21,684,038.00 for the period January 1, 2014 through December 31, 2014.

Item 1114(b)(2) and Item 1115(b) of Regulation AB
No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB.
Disclosure from U.S. Bank National Association (“U.S. Bank”), as Certificate Administrator and Trustee:

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank, in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB
Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB
The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

The assessment of compliance with applicable servicing criteria for the period of January 1, 2014 through December 31, 2014, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (the "2014 KeyBank Assessment") for the transactions backed by commercial real estate mortgage loans serviced by KeyBank National Association, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Item 1122(d)(4)(xv) of Regulation AB. The 2014 KeyBank Assessment is attached to this Form 10K as exhibit 33.13.
The following material instance of non-compliance has been disclosed by KeyBank National Association in the 2014 KeyBank Assessment:
“KeyBank National Association (KeyBank) has identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(xv) during the calendar year ended December 31, 2014 with respect to commercial real estate mortgage loans.

1) Servicing Criteria impacted

1122(d)(4)(xv) –Any external enhancement or other support, identified in Item1114(a)(1) through (3) or item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.

2) Material Instances of Noncompliance with Servicing Criteria

Regarding external enhancements, specifically letters of credit, it was discovered, upon transfer of the servicing of the mortgage loans to KeyBank from the previous servicer, that not all loans properly named KeyBank as the beneficiary on the letters of credit. The compliance test was performed for a sample of 19 loans which represented 10% of all loans that had external enhancements. Of this sample, 6 loans were identified in which the letters of credit, representing the external enhancements, were not transferred to the Company and therefore represent exceptions. The noncompliance in Item 1122 (d)(4)(xv) related to a servicing portfolio acquired by the Company during the previous year where the beneficiary of credit enhancements was not updated subsequent to acquisition.

3) Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans have been identified, (ii) borrower contact has been initiated, (iii) corrective actions are underway and are being tracked and monitored by senior management, (iv) procedures have been revised to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training has been provided to the relevant staff members to prevent a recurrence, and (vi) updates will be made to software systems to assist staff members with compliance.”

The representatives of KeyBank National Association have informed the registrant that the instances of noncompliance identified in the 2014 KeyBank Assessment did not involve the transaction to which this Form 10-K relates.

Item 1123 of Regulation AB.
The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

(1) Not applicable
(2) Not applicable
(3) Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number Description
4.1 Pooling and Servicing Agreement, dated as of May 1, 2014, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as certificate administrator and trustee, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 and is incorporated by reference herein).
4.2 Pooling and Servicing Agreement, dated as of March 1, 2014 (the “CGCMT 2014-GC19 PSA), between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee and certificate administrator, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 and is incorporated by reference herein)(1).
(1) The Newcastle Senior Housing Portfolio mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and three pari passu companion loans that are held outside the issuing entity. The Newcastle Senior Housing Portfolio mortgage loan and the related companion loans are serviced pursuant to the CGCMT 2014-GC19 PSA.
4.3 Pooling and Servicing Agreement, dated as of April 1, 2014 (the “GS 2014-GC20”), between GS Mortgage Securities Corporation, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee and certificate administrator, and Trimont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 and is incorporated by reference herein)(2).
(2) The Greene Town Center mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and a pari passu companion loan that is held outside the issuing entity. The Greene Town Center mortgage loan and the related companion loan are serviced pursuant to the GS 2014-GC20 PSA.
10.1 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014, and is incorporated by reference herein).
10.2 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014, and is incorporated by reference herein).
10.3 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to the depositor (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014, and is incorporated by reference herein).
10.4 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014, and is incorporated by reference herein).
10.5 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between RAIT Funding, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which RAIT Funding, LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014, and is incorporated by reference herein).
10.6 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Redwood Commercial Mortgage Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which Redwood Commercial Mortgage Corporation sold certain mortgage loans to the depositor (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014, and is incorporated by reference herein).
31 Rule 15d-14(d) Certification
33.1 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
33.2 Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer
33.3 Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor
33.4 Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator
33.5 Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant
33.6 Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
33.7 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.1)
33.8 Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
33.9 Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
33.10
Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.5)
33.11 Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.6)
33.12 Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.4)
33.13 Report on assessment of compliance with servicing criteria for asset-backed securities, Key Bank, National Association, as master servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
33.14 Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA (see Exhibit 33.2)
33.15 Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, Inc., as operating advisor for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
33.16 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
33.17 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer
34.3 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor
34.4 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator
34.5 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant
34.6 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
34.7 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.1)
34.8 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
34.9 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
34.10 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.5)
34.11 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.6)
34.12 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.4)
34.13 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Key Bank, National Association, as master servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
34.14 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA (see Exhibit 34.2)
34.15 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, Inc., as operating advisor for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
34.16 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
34.17 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
35.1 Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer
35.2 Servicer compliance statement, LNR Partners, LLC, as special servicer
35.3 Servicer compliance statement, U.S. Bank National Association, as certificate administrator
35.4 Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
35.5 Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
35.6 Servicer compliance statement, U.S. Bank National Association, as certificate administrator for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
35.7 Servicer compliance statement, Key Bank, National Association, as master servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
35.8 Servicer compliance statement, LNR Partners, LLC, as special servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
35.9 Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 31, 2015

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, Vice President

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

4.1 Pooling and Servicing Agreement, dated as of May 1, 2014, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as certificate administrator and trustee, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 and is incorporated by reference herein).
4.2 Pooling and Servicing Agreement, dated as of March 1, 2014 (the “CGCMT 2014-GC19 PSA), between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee and certificate administrator, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 and is incorporated by reference herein)(1).
(1) The Newcastle Senior Housing Portfolio mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and three pari passu companion loans that are held outside the issuing entity. The Newcastle Senior Housing Portfolio mortgage loan and the related companion loans are serviced pursuant to the CGCMT 2014-GC19 PSA.
4.3 Pooling and Servicing Agreement, dated as of April 1, 2014 (the “GS 2014-GC20”), between GS Mortgage Securities Corporation, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee and certificate administrator, and Trimont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 and is incorporated by reference herein)(2).
(2) The Greene Town Center mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and a pari passu companion loan that is held outside the issuing entity. The Greene Town Center mortgage loan and the related companion loan are serviced pursuant to the GS 2014-GC20 PSA.
10.1 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014, and is incorporated by reference herein).
10.2 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014, and is incorporated by reference herein).
10.3 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to the depositor (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014, and is incorporated by reference herein).
10.4 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014, and is incorporated by reference herein).
10.5 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between RAIT Funding, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which RAIT Funding, LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014, and is incorporated by reference herein).
10.6 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Redwood Commercial Mortgage Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which Redwood Commercial Mortgage Corporation sold certain mortgage loans to the depositor (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014, and is incorporated by reference herein).
31 Rule 15d-14(d) Certification
33.1 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
33.2 Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer
33.3 Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor
33.4 Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator
33.5 Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant
33.6 Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
33.7 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.1)
33.8 Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
33.9 Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
33.10
Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.5)
33.11 Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.6)
33.12 Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.4)
33.13 Report on assessment of compliance with servicing criteria for asset-backed securities, Key Bank, National Association, as master servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
33.14 Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA (see Exhibit 33.2)
33.15 Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, Inc., as operating advisor for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
33.16 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
33.17 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer
34.3 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor
34.4 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator
34.5 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant
34.6 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
34.7 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.1)
34.8 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
34.9 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
34.10 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.5)
34.11 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.6)
34.12 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.4)
34.13 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Key Bank, National Association, as master servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
34.14 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA (see Exhibit 34.2)
34.15 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, Inc., as operating advisor for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
34.16 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
34.17 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
35.1 Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer
35.2 Servicer compliance statement, LNR Partners, LLC, as special servicer
35.3 Servicer compliance statement, U.S. Bank National Association, as certificate administrator
35.4 Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
35.5 Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
35.6 Servicer compliance statement, U.S. Bank National Association, as certificate administrator for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
35.7 Servicer compliance statement, Key Bank, National Association, as master servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
35.8 Servicer compliance statement, LNR Partners, LLC, as special servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
35.9 Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA