Form 10-K
period 2016-12-31
Citigroup Commercial Mortgage Trust 2014-GC21
filed 2017-03-30
CIK 1605257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISLCOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB.
The mortgaged property securing the Maine Mall mortgage loan constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB and as disclosed in the Prospectus Supplement for Citigroup Commercial Mortgage Trust 2014-GC21 filed on May 22, 2014. With respect to the mortgaged property securing the Maine Mall mortgage loan, the unaudited net operating income was $21,766,907.00 for the period January 1, 2016 through December 31, 2016.

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

(a) List the following documents filed as a part of the report:

(1) Not applicable
(2) Not applicable
(3) Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number Description
4.1 Pooling and Servicing Agreement, dated as of May 1, 2014, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as certificate administrator and trustee, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).
4.2 Pooling and Servicing Agreement, dated as of March 1, 2014 (the “CGCMT 2014-GC19 PSA), between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee and certificate administrator, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein)(1).
(1) The Newcastle Senior Housing Portfolio mortgage loan, which represented approximately 9.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and three pari passu companion loans that are held outside the issuing entity. The Newcastle Senior Housing Portfolio mortgage loan and the related companion loans are serviced pursuant to the CGCMT 2014-GC19 PSA.
4.3 Pooling and Servicing Agreement, dated as of April 1, 2014 (the “GS 2014-GC20”), between GS Mortgage Securities Corporation, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee and certificate administrator, and Trimont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein)(2).
(2) The Greene Town Center mortgage loan, which represented approximately 4.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and a pari passu companion loan that is held outside the issuing entity. The Greene Town Center mortgage loan and the related companion loan are serviced pursuant to the GS 2014-GC20 PSA.
10.1 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).
10.2 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).
10.3 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to the depositor (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).
10.4 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).
10.5 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between RAIT Funding, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which RAIT Funding, LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).
10.6 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Redwood Commercial Mortgage Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which Redwood Commercial Mortgage Corporation sold certain mortgage loans to the depositor (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).
31 Rule 15d-14(d) Certification
33.1 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
33.2 Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer
33.3 Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor
33.4 Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator
33.5 Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant
33.6 Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
33.7 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.1)
33.8 Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
33.9 Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
33.10 Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.5)
33.11 Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.6)
33.12 Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.4)
33.13 Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA (see Exhibit 33.2)
33.14 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
33.15 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer
34.3 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor
34.4 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator
34.5 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant
34.6 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
34.7 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.1)
34.8 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
34.9 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
34.10 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.5)
34.11 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.6)
34.12 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.4)
34.13 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA (see Exhibit 34.2)
34.14 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
34.15 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
35.1 Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer
35.2 Servicer compliance statement, LNR Partners, LLC, as special servicer
35.3 Servicer compliance statement, U.S. Bank National Association, as certificate administrator
35.4 Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
35.5 Servicer compliance statement, U.S. Bank National Association, as certificate administrator for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
35.6 Servicer compliance statement, LNR Partners, LLC, as special servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
35.7 Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 30, 2017

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Paul Vanderslice
Name: Paul Vanderslice
Title: President

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

4.1 Pooling and Servicing Agreement, dated as of May 1, 2014, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as certificate administrator and trustee, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).
4.2 Pooling and Servicing Agreement, dated as of March 1, 2014 (the “CGCMT 2014-GC19 PSA), between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee and certificate administrator, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein)(1).
(1) The Newcastle Senior Housing Portfolio mortgage loan, which represented approximately 9.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and three pari passu companion loans that are held outside the issuing entity. The Newcastle Senior Housing Portfolio mortgage loan and the related companion loans are serviced pursuant to the CGCMT 2014-GC19 PSA.
4.3 Pooling and Servicing Agreement, dated as of April 1, 2014 (the “GS 2014-GC20”), between GS Mortgage Securities Corporation, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee and certificate administrator, and Trimont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein)(2).
(2) The Greene Town Center mortgage loan, which represented approximately 4.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and a pari passu companion loan that is held outside the issuing entity. The Greene Town Center mortgage loan and the related companion loan are serviced pursuant to the GS 2014-GC20 PSA.
10.1 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to the depositor (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).
10.2 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to the depositor (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).
10.3 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to the depositor (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).
10.4 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).
10.5 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between RAIT Funding, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which RAIT Funding, LLC sold certain mortgage loans to the depositor (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).
10.6 Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Redwood Commercial Mortgage Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which Redwood Commercial Mortgage Corporation sold certain mortgage loans to the depositor (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).
31 Rule 15d-14(d) Certification
33.1 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
33.2 Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer
33.3 Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor
33.4 Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator
33.5 Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant
33.6 Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
33.7 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.1)
33.8 Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
33.9 Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
33.10 Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.5)
33.11 Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.6)
33.12 Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.4)
33.13 Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA (see Exhibit 33.2)
33.14 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
33.15 Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer
34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer
34.3 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor
34.4 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator
34.5 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant
34.6 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
34.7 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.1)
34.8 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
34.9 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
34.10 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.5)
34.11 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.6)
34.12 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.4)
34.13 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA (see Exhibit 34.2)
34.14 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
34.15 Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
35.1 Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer
35.2 Servicer compliance statement, LNR Partners, LLC, as special servicer
35.3 Servicer compliance statement, U.S. Bank National Association, as certificate administrator
35.4 Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
35.5 Servicer compliance statement, U.S. Bank National Association, as certificate administrator for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA
35.6 Servicer compliance statement, LNR Partners, LLC, as special servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA
35.7 Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA