Form 10-K
period 2017-12-31
Citigroup Commercial Mortgage Trust 2014-GC21
filed 2018-03-29
CIK 1605257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Not Applicable

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

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

See Item 15.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISLCOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB.

The mortgaged property securing the Maine Mall mortgage loan constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB and as disclosed in the Prospectus Supplement for Citigroup Commercial Mortgage Trust 2014-GC21 filed on May 22, 2014. With respect to the mortgaged property securing the Maine Mall mortgage loan, the unaudited net operating income was $20,670,696.00 for the period January 1, 2017 through December 31, 2017.

Item 1114(b)(2) and Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB.

No information to report for the period covered by this annual report on Form 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

(1) Not applicable

(2) Not applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of May 1, 2014, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as certificate administrator and trustee, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of March 1, 2014 (the “CGCMT 2014-GC19 PSA”), between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee and certificate administrator, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein)(1).

(1)	The Newcastle Senior Housing Portfolio mortgage loan, which represented approximately 9.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more pari passu companion loans that are held outside the issuing entity. The Newcastle Senior Housing Portfolio mortgage loan and the related companion loans are serviced pursuant to the CGCMT 2014-GC19 PSA.

4.3	Pooling and Servicing Agreement, dated as of April 1, 2014 (the “GS 2014-GC20 PSA”), between GS Mortgage Securities Corporation II, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee and certificate administrator, and Trimont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein)(2).

(2)	The Greene Town Center mortgage loan, which represented approximately 4.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and a pari passu companion loan that is held outside the issuing entity. The Greene Town Center mortgage loan and the related companion loan are serviced pursuant to the GS 2014-GC20 PSA.

10.1	Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).

10.5	Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between RAIT Funding, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which RAIT Funding, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).

10.6	Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Redwood Commercial Mortgage Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which Redwood Commercial Mortgage Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33

Reports on assessment of compliance with servicing criteria for asset-backed securities. (Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) KeyBank National Association, as master servicer for the Greene Towne Center mortgage loan under the GS 2014-GC20 PSA and (ii) Trimont Real Estate Advisors, Inc., as operating advisor for the Greene Towne Center mortgage loan under the GS 2014-GC20 PSA, are not included in this report on Form 10-K because each of KeyBank National Association and Trimont Real Estate Advisors, Inc. performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.)

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.1)

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.5)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.6)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 33.4)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA (see Exhibit 33.2)

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.1)

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.5)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.6)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA (see Exhibit 34.4)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA (see Exhibit 34.2)

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA

35

Servicer compliance statements. (This report on Form 10-K does not include the servicer compliance statements of (i) Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Newcastle Senior Housing Portfolio mortgage loan under the CGCMT 2014-GC19 PSA, (ii) KeyBank National Association, as master servicer for the Greene Towne Center mortgage loan under the GS 2014-GC20 PSA, or (iii) Trimont Real Estate Advisors, Inc., as operating advisor for the Greene Towne Center mortgage loan under the GS 2014-GC20 PSA, because each of Midland Loan Services, a Division of PNC Bank, National Association, KeyBank National Association and Trimont Real Estate Advisors, Inc. is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.)

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

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2018

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Paul Vanderslice

Name: Paul Vanderslice

Title: President