Form 10-K
period 2021-12-31
Citigroup Commercial Mortgage Trust 2014-GC21
filed 2022-03-29
CIK 1605257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB.

The mortgaged property securing the Maine Mall mortgage loan constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB and as disclosed in the Prospectus Supplement for Citigroup Commercial Mortgage Trust 2014-GC21 filed on May 22, 2014. With respect to the mortgaged property securing the Maine Mall mortgage loan, the unaudited net operating income was $15,572,138 for the period January 1, 2021 through December 31, 2021.

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

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

(1) Not applicable

(2) Not applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of May 1, 2014, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as certificate administrator and trustee, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of March 1, 2014 (the “CGCMT 2014-GC19 PSA”), between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee and certificate administrator, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein)(1).

(1)	The Newcastle Senior Housing Portfolio mortgage loan, which represented approximately 9.9% of the initial pool balance of the issuing entity, was prepaid in full in May 2018 and was not an asset of the issuing entity during the reporting period. The Newcastle Senior Housing Portfolio was part of a loan combination comprised of the subject mortgage loan previously included in the issuing entity and one or more pari passu companion loans that were held outside the issuing entity. The Newcastle Senior Housing Portfolio mortgage loan and the related companion loans were serviced pursuant to the CGCMT 2014-GC19 PSA. The parties to the CGCMT 2014-GC19 PSA no longer perform activities that address the servicing criteria with respect to the assets of the issuing entity, and the reports on assessment of compliance with servicing criteria, attestation reports on assessment of compliance with servicing criteria and servicer compliance statements of such parties with respect to the CGCMT 2014-GC19 PSA are omitted from this report on Form 10-K and will be omitted from subsequent reports on Form 10-K.

4.3	Pooling and Servicing Agreement, dated as of April 1, 2014 (the “GS 2014-GC20 PSA”), between GS Mortgage Securities Corporation II, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as

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

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator and trustee

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA (see Exhibit 33.2)

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the GS 2014-GC20 PSA pursuant to which the Greene Town Center mortgage loan is serviced

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as trustee under the GS 2014-GC20 PSA pursuant to which the Greene Town Center mortgage loan is serviced

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator and trustee

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA (see Exhibit 34.2)

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the GS 2014-GC20 PSA pursuant to which the Greene Town Center mortgage loan is serviced

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as trustee under the GS 2014-GC20 PSA pursuant to which the Greene Town Center mortgage loan is serviced

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA

35

Servicer compliance statements. (This report on Form 10-K does not include the servicer compliance statement of KeyBank National Association, as master servicer under the GS 2014-GC20 PSA pursuant to which the Greene Towne Center mortgage loan is serviced, because KeyBank National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statement of Wells Fargo Bank, National Association, as certificate administrator under the GS 2014-GC20 PSA, because the certificate administrator under the GS 2014-GC20 PSA is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.)

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, U.S. Bank National Association, as certificate administrator

35.4	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2022

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson

Name: Richard Simpson

Title: President