Form 10-K
period 2022-12-31
Citigroup Commercial Mortgage Trust 2014-GC21
filed 2023-03-29
CIK 1605257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Not Applicable.

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

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB.

The mortgaged property securing the Maine Mall mortgage loan constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB and as disclosed in the Prospectus Supplement for Citigroup Commercial Mortgage Trust 2014-GC21 filed on May 22, 2014. With respect to the mortgaged property securing the Maine Mall mortgage loan, the unaudited net operating income was $16,442,720.74 for the period January 1, 2022 through December 31, 2022.

Item 1114(b)(2) and Item 1115(b) of Regulation AB.

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB.

Disclosure from U.S. Bank National Association, as Trustee and Certificate Administrator:

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

Item 1119 of Regulation AB.

Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed on May 22, 2014 pursuant to Rule 424(b)(5) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB.

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

(1) Not applicable

(2) Not applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description.

4.1	Pooling and Servicing Agreement, dated as of May 1, 2014, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as certificate administrator and trustee, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of April 1, 2014 (the “GS 2014-GC20 PSA”), between GS Mortgage Securities Corporation II, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee and certificate administrator, and Trimont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein)(1).

(1)	The Greene Town Center mortgage loan, which represented approximately 4.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and a pari passu companion loan that is held outside the issuing entity. The Greene Town Center mortgage loan and the related companion loan are serviced pursuant to the GS 2014-GC20 PSA.

10.1	Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).

10.5	Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between RAIT Funding, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which RAIT Funding, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).

10.6	Mortgage Loan Purchase Agreement, dated as of May 1, 2014, between Redwood Commercial Mortgage Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which Redwood Commercial Mortgage Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated May 22, 2014, and filed by the registrant on May 22, 2014 under Commission File No. 333-189017-04, and is incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) KeyBank National Association, as master servicer under the GS 2014-GC20 PSA pursuant to which the Greene Towne Center mortgage loan is serviced and (ii) Trimont Real Estate Advisors, Inc., as operating advisor for the Greene Towne Center mortgage loan under the GS 2014-GC20 PSA, are not included in this report on Form 10-K because each of KeyBank National Association and Trimont Real Estate Advisors, Inc. performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the GS 2014-GC20 PSA, because the certificate administrator under such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.)

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator and trustee

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Greene Town Center mortgage loan under the GS 2014-GC20 PSA (see Exhibit 33.2)

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the GS 2014-GC20 PSA pursuant to which the Greene Town Center mortgage loan is serviced

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

Date: March 29, 2023

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson

Name: Richard Simpson

Title: President